Form 10QSB
period 1997-03-31
HOME STAKE ROYALTY CORP /OK/
filed 1997-05-15
CIK 882372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 1997


                         Commission file number 0-19767


                       THE HOME-STAKE ROYALTY CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Oklahoma                                 73-0288040
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                         15 East 5th Street, Suite 2800
                              Tulsa, Oklahoma 74103
                    (Address of principal executive offices)


                                 (918) 583-0178
                          Registrant's telephone number



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


     The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $40 par value, as of April 30, 1997, the latest practicable date, was 69,808.

                       THE HOME-STAKE ROYALTY CORPORATION

                                   FORM 10-QSB
                                 MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets ...................    4

          Consolidated Condensed Statements of Income and Retained
            Earnings for the Three Months ended March 31, 1997 ....    5

          Consolidated Condensed Statements of Cash Flow ..........    6

          Notes to Consolidated Condensed Financial Statements ....    7

Item 2.   Management's Discussion and Analysis ....................    8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .......................................    9

Item 2.   Changes in Securities ...................................    9

Item 3.   Defaults upon Senior Securities .........................    9

Item 4.   Submission of Matters to a Vote of Security Holders .....    9

Item 5.   Other Information .......................................    9

Item 6.   Exhibits and Reports on Form 8-K ........................    9

SIGNATURES ........................................................   11

                         PART I - FINANCIAL INFORMATION

                       THE HOME-STAKE ROYALTY CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,         December 31,
                                                   1997               1996
                                                   ----               ----
Current assets:
  Cash......................................  $      708,927     $      626,864
  Accounts receivable.......................         927,544          1,469,877
  Receivable from affiliate.................          94,035             66,213
  Prepaid expenses..........................         107,802            255,957
                                              --------------     --------------
         Total current assets...............       1,838,308          2,418,911

Investments (Note 2)........................       3,673,538          3,592,495

Property and equipment, at cost:............      24,171,888         25,235,245
    Less accumulated depreciation,
     depletion and amortization.............      15,483,637         16,437,277
                                              --------------     --------------
         Net property and equipment.........       8,688,251          8,797,968

Other assets................................          24,120             24,119
                                              --------------     --------------
                                              $   14,224,217     $   14,833,493
                                              ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities..  $      886,656     $    1,514,282
  Dividends declared........................          62,827             62,827
  Income taxes payable......................         179,543             75,198
  Bonus Payable.............................          14,850             20,253
  Current notes payable (Note 3)............         401,775            964,260
                                              --------------     --------------
         Total current liabilities..........       1,545,651          2,636,820

Long-term notes payable (Note 3)............              -             401,775

Deferred income taxes.......................         952,226            773,200

Contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $1 par value -
    200,000 shares authorized; none issued
  Common stock, $40 par value -
    100,000 shares authorized and issued....       4,000,000          4,000,000
  Additional paid-in capital................       6,000,000          6,000,000
  Retained earnings.........................       5,090,504          4,385,862
                                              --------------     --------------
                                                  15,090,504         14,385,862

  Less treasury stock,
     at cost - 30,192 shares................       3,364,164          3,364,164
                                               -------------     --------------
         Total stockholders' equity.........      11,726,340         11,021,698
                                               -------------     --------------
                                               $  14,224,217     $   14,833,493
                                               =============     ==============
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                      1997              1996
                                                      ----              ----
Revenues:
  Oil sales.................................  $   1,302,333      $    1,046,288
  Gas sales.................................        935,686             571,557
  Lease bonuses and rentals.................         20,826               2,760
  Interest and dividends....................          9,530               8,583
  Gain on sales of assets...................         99,708                 (96)
  Income from equity affiliates.............        190,300              68,323
  Other.....................................         51,406              37,721
                                               ------------      --------------
                                                  2,609,789           1,735,136

Costs and expenses:
  Lease operating expenses..................        450,969             505,172
  Production taxes..........................        184,977             133,045
  Depreciation, depletion and amortization..        338,083             351,393
  Dry hole costs............................        188,102               2,331
  Condemned and abandoned properties........         27,198              (6,943)
  General and administrative expense........        258,744             248,806
  Interest expense..........................         26,733              69,888
  Property, franchise and other taxes.......         32,443              28,705
                                               ------------      --------------
                                                  1,507,249           1,332,397

Income before provision for income taxes....      1,102,540             402,739

Provision for income taxes:
  Current...................................        156,045              56,350
  Deferred..................................        179,026              31,259
                                               ------------      --------------
                                                    335,071              87,609
                                               ------------      --------------

Net income..................................        767,469             315,130

Retained earnings at beginning of period....      4,385,862           2,855,837

Cash dividends ($ .90 per share - 1997;
     $1.35 per share - 1996)..............          (62,827)            (94,241)
                                               ------------      --------------

Retained earnings at end of period........     $  5,090,504      $    3,076,726
                                               ============      ==============

Weighted average number of common
     shares outstanding...................           69,808              69,808
                                                     ======              ======

Net income per common share...............           $10.99               $4.51
                                                     ======               =====

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                   1997                1996
                                                   ----                ----

Operating activities:
  Oil and gas sales, net of
     production taxes.......................   $    2,106,683    $    1,437,520
  Lease bonuses and rentals.................           20,826             2,760
  Interest and dividends....................            9,530             8,583
  Other.....................................           51,406            37,721
                                               --------------    --------------
                                                    2,188,445         1,486,584

  Cash paid to suppliers and employees......          725,131           983,135
  Interest expense..........................           26,733            69,888
  Property, franchise and other taxes.......           32,443            28,705
  Income taxes paid.........................           51,700             5,735
                                               --------------    --------------
                                                      836,007         1,087,463
                                               --------------    --------------
    Net cash provided by operating
     activities.............................        1,352,438           399,121


Investing activities:
  Proceeds from sales of property and
     equipment..............................          228,488             3,082
  Acquisition of property and equipment.....         (486,972)         (107,600)
  Distributions from equity affiliate.......           15,169            21,307
                                               --------------    --------------
   Net cash used in investing activities...          (243,315)          (83,211)


Financing activities:
  Note payments.............................         (964,260)         (241,065)
  Cash dividends paid.......................          (62,800)          (93,444)
                                               --------------    --------------
    Net cash used in financing activities...       (1,027,060)         (334,509)
                                               --------------    --------------

Net increase (decrease) in cash.............           82,063           (18,599)

Cash at beginning of period.................          626,867           564,875
                                               --------------    --------------

Cash at end of period.......................   $      708,930    $      546,276
                                               ==============    ==============








                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, result of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2 - Summarized financial information of equity investees

Summarized income statement information for the three months ended March 31, 1997 and 1996 for The Home-Stake Oil & Gas Company ("HSOG") and Alden Pipeline Company is presented below:

                                                 1997             1996
                                                 ----             ----
Income statement data:
         Revenues......................      $ 2,425,317      $ 1,739,069
         Income before income taxes....          963,054          397,414
         Net income (1)................          656,334          309,802

      (1)Includes   $119,123  and  $70,507  in  1997  and  1996,   respectively,
         attributable to the equity earnings of the Company recorded by HSOG.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Notes payable

Notes payable at March 31, 1997, represents the amounts due under the Company's financing agreement which is due May 1, 1998 and provides for monthly maturities of $80,355, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $700,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime.

The notes payable and the line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's discussion and Analysis.

Results of Operations - First quarter 1997 compared with first quarter 1996

Net income for the first quarter increased $452,339 from $315,130 in 1996 to $767,469 in 1997. The principal reasons for this increase are as follows:

Oil sales increased $256,045 (24%) due to an increase in the average oil price from $17.64 per barrel to $21.45 per barrel, coupled with a small increase in production from 59,321 barrels to 60,729 barrels.

Gas sales increased 64% ($364,129) due to an increase in the average gas price from $1.88 in 1996 to $3.12 in 1997, partially offset by a small decrease in gas production from 303,759 Mcf to 299,888 Mcf.

Gain on sales of assets increased $99,804 in 1997 following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $121,977 in 1997. The Company's principal equity investee, The Home-Stake Oil & Gas Company, reported net income of $656,334 in the first quarter of 1997 and $246,634 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Oil & Gas Company increased from 31.7% to 33.9% in November, 1996.

Lease operating expenses decreased $54,203 (11%) due primarily to environmental remediation expenses incurred in 1996 associated a property in which the Company has a 9% working interest.

Dry hole costs increased $185,771 in 1997 resulting from the higher incidence of dry holes, coupled with the Company's higher ownership interests.

Condemned and abandoned property expense increased $34,141 in 1997. 1997 expense included the non-recurring abandonment of acreage costs associated with the dry holes described above. 1996 results included a net credit of $6,943 which was primarily the result of salvage credits of $12,488 received on a property abandoned during the quarter.

Interest expense decreased $43,155 in 1997 reflecting the Company's lower average borrowings.

Financial Condition and Liquidity

The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal use of cash flows has generally been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil and gas properties where future revenues from such purchases are expected to fund the debt.

The Company has an exploration and development budget for 1997 of $1.7 million. During the first quarter the Company spent approximately $500,000 and has current commitments of $600,000 for the remainder of the year. The Company is also actively pursuing opportunities for the acquisition of producing properties whenever possible.

Product prices have decreased 20% to 25% since the first of the year. Despite these decreases, the Company expects to finance its budgeted 1997 operations and drilling through internally generated cash flows. In addition, the Company's line of credit is expected to be extended into 1998.

Statement of Financial Accounting Standards No. 128, Earning Per Share will become effective for periods ending after December 15, 1997. Adoption of this statement will not have a material effect on the Company's result of operations.

Forward-looking Statements

This Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain statements which are not historical in nature and are considered "forward looking statements", including statements concerning the Company's anticipated capital expenditures, cash flows, financial condition and liquidity. These forward looking statements are based on current expectations, estimates and assumptions of management and are subject to certain risks and uncertainties. Actual results and developments man differ materially from what is expressed in the forward looking statements as a result of changes in the prices of oil or gas, operating expenses, federal and state regulations and other factors beyond the control of the Company.

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Since the date of that report there have been no material changes in the status of such matters.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                 None.

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The Home-Stake Royalty Corporation
                                         (Registrant)


Date:  May 15, 1997                  By: /s/  Robert C. Simpson
                                         -------------------------
                                          Robert C. Simpson
                                          Chairman of the Board, C.E.O.,
                                          President and Treasurer


Date:  May 15, 1997                  By: /s/  Chris K. Corcoran
                                         -------------------------
                                          Chris K. Corcoran
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Corporate Secretary