Form 10QSB
period 1997-06-30
HOME STAKE ROYALTY CORP /OK/
filed 1997-08-11
CIK 882372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 1997


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



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


     The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $40 par value, as of July 31, 1997, the latest practicable date, was 69,808.

                       THE HOME-STAKE ROYALTY CORPORATION

                                   FORM 10-QSB
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets ........................................    4

        Condensed Statements of Income and Retained
          Earnings for the Six Months ended June 30, 1997................    5

        Condensed Statements of Income and Retained
          Earnings for the Three Months ended June 30, 1997..............    6

        Condensed Statements of Cash Flow ...............................    7

        Notes to Condensed Financial Statements .........................    8

Item 2. Management's Discussion and Analysis ............................    9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................   12

Item 2. Changes in Securities ...........................................   12

Item 3. Defaults upon Senior Securities .................................   12

Item 4. Submission of Matters to a Vote of Security Holders .............   12

Item 5. Other Information ...............................................   12

Item 6. Exhibits and Reports on Form 8-K ................................   12

SIGNATURES ..............................................................   13

                         PART I - FINANCIAL INFORMATION

                       THE HOME-STAKE ROYALTY CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----
Current assets:
  Cash.........................................     $    727,181  $     626,864
  Accounts receivable..........................          707,408      1,469,877
  Receivable from affiliate....................           17,679         66,213
  Prepaid expenses.............................          168,272        255,957
                                                    ------------  -------------
      Total current assets.....................        1,620,540      2,418,911

Investments (Note 2)...........................        3,699,162      3,592,495

Property and equipment, at cost:...............       24,141,927     25,235,245
    Less accumulated depreciation,
     depletion and amortization................       15,716,548     16,437,277
                                                    ------------  -------------
      Net property and equipment...............        8,425,379      8,797,968

Other assets...................................           24,119         24,119
                                                    ------------  -------------
                                                    $ 13,769,200  $  14,833,493
                                                    ============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities.....     $    602,247  $   1,514,282
  Dividends declared...........................           62,827         62,827
  Income taxes payable.........................          137,738         75,198
  Bonus Payable................................           24,200         20,253
  Current note payable (Note 3)................           --            964,260
                                                    ------------  -------------
     Total current liabilities.................          827,012      2,636,820

Long-term note payable (Note 3)................           --            401,775

Deferred income taxes..........................          955,006        773,200

Contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $1 par value -
    200,000 shares authorized; none issued
  Common stock, $40 par value -
    100,000 shares authorized and issued.......        4,000,000      4,000,000
  Additional paid-in capital...................        6,000,000      6,000,000
  Retained earnings............................        5,351,346      4,385,862
                                                    ------------  -------------
                                                      15,351,346     14,385,862

  Less treasury stock, at cost - 30,192 shares.        3,364,164      3,364,164
                                                    ------------  -------------
     Total stockholders' equity................       11,987,182     11,021,698
                                                    ------------  -------------
                                                    $ 13,769,200  $  14,833,493
                                                    ============  =============
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                       1997              1996
                                                       ----              ----

Revenues:
  Oil sales....................................     $ 2,294,048   $   2,298,046
  Gas sales....................................       1,525,891       1,193,469
  Lease bonuses and rentals....................          49,378          11,352
  Interest and dividends.......................          19,617          31,249
  Gain on sales of assets......................          99,708           2,768
  Income from equity affiliates................         271,139         134,713
  Other........................................          91,827          96,114
                                                    -----------   -------------
                                                      4,351,608       3,767,711

Costs and expenses:
  Lease operating expenses.....................         778,957       1,037,094
  Production taxes.............................         306,053         305,624
  Depreciation, depletion and amortization.....         676,166         702,786
  Dry hole costs...............................         370,747          46,420
  Condemned and abandoned properties...........          46,515         (5,081)
  General and administrative expense...........         539,933         468,630
  Interest expense.............................          36,086         135,697
  Property, franchise and other taxes..........          87,197          65,459
                                                    -----------   -------------
                                                      2,841,654       2,756,629

Income before provision for income taxes.......       1,509,954       1,011,082

Provision for income taxes:
  Current......................................         237,010         153,300
  Deferred.....................................         181,806          93,512
                                                    -----------   -------------
                                                        418,816         246,812
                                                    -----------   -------------

Net income.....................................       1,091,138         764,270

Retained earnings at beginning of period.......       4,385,862       2,855,837

Cash dividends ($1.80 per share - 1997,
      $2.70 per share - 1996)..................        (125,654)       (188,482)
                                                    -----------   -------------

Retained earnings at end of period.............     $ 5,351,346     $ 3,431,625
                                                    ===========    ============

Weighted average number of common
      shares outstanding.......................          69,808          69,808
                                                         ======          ======

Net income per common share....................          $15.63          $10.95
                                                          ======         ======


                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    Three months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                        1997            1996
                                                        ----            ----

Revenues:
  Oil sales....................................     $   991,715   $   1,251,758
  Gas sales....................................         590,205         621,912
  Lease bonuses and rentals....................          28,552           8,592
  Interest and dividends.......................          10,087          22,666
  Gain on sales of assets......................              --           2,864
  Income from equity affiliates................          80,839          66,390
  Other........................................          40,421          58,393
                                                    -----------   -------------
                                                      1,741,819       2,032,575

Costs and expenses:
  Lease operating expenses.....................         327,988         531,922
  Production taxes.............................         121,076         172,579
  Depreciation, depletion and amortization.....         338,083         351,393
  Dry hole costs...............................         182,645          44,089
  Condemned and abandoned properties...........          19,317           1,862
  General and administrative expense...........         281,189         219,824
  Interest expense.............................           9,353          65,809
  Property, franchise and other taxes..........          54,754          36,754
                                                    -----------   -------------
                                                      1,334,405       1,424,232

Income before provision for income taxes.......         407,414         608,343

Provision for income taxes:
  Current......................................          80,965          96,950
  Deferred.....................................           2,780          62,253
                                                    -----------   -------------
                                                         83,745         159,203
                                                    -----------   -------------

Net income.....................................         323,669         449,140

Retained earnings at beginning of period.......       5,090,504       3,076,726

Cash dividends ($ .90 per share - 1997,
     $1.35 per share - 1996)...................         (62,827)        (94,241)
                                                    -----------   -------------

Retained earnings at end of period.............     $ 5,351,346   $   3,431,625
                                                    ===========   =============

Weighted average number of common
     shares outstanding........................          69,808          69,808
                                                         ======          ======

Net income per common share....................          $ 4.64          $ 6.43
                                                         ======          ======

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)



                                                       1997            1996
                                                       ----            ----

Operating activities:
  Oil and gas sales, net of production.........     $  3,634,659  $   3,113,619
  Lease bonuses and rentals....................           49,378         11,352
  Interest and dividends.......................           19,617         31,249
  Other........................................           91,827         96,114
                                                    ------------  -------------
                                                       3,795,481      3,252,334

  Cash paid to suppliers and employees.........        1,354,813      1,654,398
  Interest expense.............................           36,086        135,697
  Property, franchise and other taxes..........           87,197         65,459
  Income taxes paid............................          174,470          5,734
                                                    ------------  -------------
                                                       1,652,566      1,861,288
                                                    ------------  -------------
   Net cash provided by operating activities...        2,142,915      1,391,046


Investing activities:
  Proceeds from sales of
     property and equipment....................          329,391         16,808
  Acquisition of property and equipment........         (908,835)      (148,517)
  Dividends from equity affiliates.............           30,337         42,614
                                                    ------------  -------------
    Net cash used in investing activities......         (549,107)       (89,095)


Financing activities:
  Note payments................................       (1,366,035)      (482,130)
  Cash dividends paid..........................         (127,456)      (191,309)
                                                    ------------  -------------
    Net cash used in financing activities......       (1,493,491)      (673,439)
                                                    ------------  -------------

Net increase in cash...........................          100,317        628,512

Cash at beginning of period....................          626,864        564,875
                                                    ------------  -------------

Cash at end of period..........................     $    727,181  $   1,193,387
                                                    ============  =============








                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 2 - Summarized financial information of equity investees

Summarized income statement information for the six months ended June 30, 1997 and 1996 for The Home-Stake Oil & Gas Company ("HSOG") and Alden Pipeline Company is presented below:

                                            1997              1996
                                            ----              ----
Income Statement data:
          Revenues.....................  $ 4,027,653       $ 3,600,334
          Income before income taxes...    1,256,381           749,024
          Net income (1)...............      941,663           499,636

(1) Includes $165,989 and $120,010 in 1997 and 1996, respectively, attributable to the equity earnings of the Company recorded by HSOG.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Note payable

On May 31, 1997 the Company paid-off its bank note payable which was due May 1, 1998. The Company has a line of credit in the amount of $700,000 available until May 1, 1998, which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently under this line, however the Company has issued a letter of credit in the amount of $60,000 which is guaranteed by this line.

The note payable and line of credit described above are collateralized by certain of the Company's producing properties.

Note 4 - Contingencies

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's discussion and Analysis.


Results of Operations - First six months of 1997 compared with first six months of 1996

Net income for the first six months increased $326,868 from $764,270 in 1996 to $1,091,138 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased $3,998 as a result of a decrease in production volumes of 6,859 barrels, partially offset by an increase in the average price of oil from $18.96 per barrel in 1996 to $20.06 per barrel in 1997. The decrease in production volumes was primarily a result of property dispositions during 1996 and early 1997.

Gas sales increased $332,422 (28%) due to an increase in the average gas price per mcf from $1.94 in 1996 to $2.44 in 1997, coupled with an increase in production volumes from 614,133 mcf in 1996 to 624,695 mcf in 1997.

Lease rentals and bonuses increased $38,026 due to higher leasing activity in 1997 than in 1996.

Interest income decreased $11,632 from 1996 which included an $11,400 discount related to the prepayment of certain production taxes in the state of Montana.

Gain on sales of assets increased $96,940 in 1997 following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $136,426 in 1997. The Company's principal equity investee, The Home-Stake Oil & Gas Company, reported net income of $941,663 in 1997 and $509,661 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Oil & Gas Company increased from 31.7% to 33.9% in November, 1996.

Lease operating expenses decreased $258,137 (25%) in 1996. This increase is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250

Dry hole costs increased $324,327 in 1997 due the greater incidence of dry holes. In 1996 there were 3 dry holes (.18 net) drilled at an average gross cost of $257,900 per well; in 1997 there were 6 dry holes (.86 net) drilled at an average gross cost of $431,100 per well.

Condemned and abandoned property expense increased $51,596. 1996 expense was a net credit of $5,081, primarily the result of salvage credits of $12,488 received on a property abandoned during the first quarter. 1997 expense was also higher due to the abandonment of acreage costs associated with six dry holes in 1997, compared to two in 1996.

General and administrative expense increased $71,303 (15%). This increase is primarily associated with the addition of certain full-time and contract employees in late 1996 and early 1997. Such personnel were added in anticipation of an increase in the Company's exploration activities.

Interest expense decreased $99,611 in 1997, reflecting the Company's lower average borrowings.


Results of Operations - Second quarter 1997 compared with second quarter 1996

Net income for the second quarter decreased $125,471 from $449,140 in 1996 to $323,669 in 1997. The principal reasons for this decrease are as follows:

Oil sales decreased 21% ($260,043) due to lower average oil prices which decreased from $20.23 per barrel in 1996 to $18.50 per barrel in 1997, coupled with a decrease in production volumes from 61,886 barrels to 53,620 barrels.

Gas sales decreased $31,707 (5%) due to lower average prices which decreased from $2.00 per mcf in 1996 to $1.82 per mcf in 1997, partially offset by an increase in production volumes from 310,374 mcf to 324,807 mcf.

Income from equity affiliates increased $14,449 in 1997. The Company's principal equity investee, The Home-Stake Oil & Gas Company, reported net income of $285,329 in 1997 and $263,027 in the same period of 1996. The Company's ownership in The Home-Stake Oil & Gas Company increased from 17.1% to 19.3% in November, 1996.

Lease operating expenses decreased $203,934 (38%) in 1996. This increase is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250

Production taxes decreased $51,503 as a result of lower production values described above.

Dry hole costs increased $138,556 in 1997 due the greater incidence of dry holes. In 1996 there was 1 dry hole (.06 net) drilled; in 1997 there were 4 dry holes (.57 net) drilled.

Condemned and abandoned property expense increased $17,455. 1997 expense was higher due to the abandonment of acreage costs associated with the 4 dry holes in 1997, compared to only 1 in 1996.

General and administrative expense increased $61,365. This increase is primarily associated with the addition of certain full-time and contract employees in late 1996 and early 1997. Such personnel were added in anticipation of an increase in the Company's exploration activities.

Interest expense decreased $56,456 in 1997, reflecting the Company's lower average borrowings.

Financial Condition and Liquidity

The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal uses of cash flows have been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil & gas properties where future revenues from such purchases are expected to fund the debt.

The Company has an exploration and development budget for 1997 of $1.7 million. The Company has spent approximately $816,000 in the first two quarters of 1997 and has current commitments of approximately $1 million for the remainder of the year. In addition, the Company is actively pursuing opportunities for the acquisition of producing properties whenever possible.

The Company has a revolving line-of-credit with Bank IV Oklahoma, N.A. in the amount of $700,000 which expires May 1, 1998. There is no balance currently under this line, however the Company has issued letters of credit in the amount of $60,000 which are also guaranteed by this line.

Product prices have decreased approximately 20% for oil and 45% for gas since the first of the year. Despite these decreases, the Company expects to finance its budgeted 1997 operations and drilling through internally generated cash flows.

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

                           Part II. Other Information

Item 1.    Legal Proceedings.

           There is a complete discussion of legal proceedings in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "Form 10-KSB"). Since the date of that report there have been no material changes in the status of such matters.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

               The following documents are included as exhibits to this Form 10-QSB.

           Exhibit
           Number   Description

           10.1 Third Amendment and Modification Agreement to Loan Agreement dated May 1, 1997 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Boatmen's National Bank of Oklahoman(formerly known as Bank IV Oklahoma, N.A.).

           27       Financial Data Schedule

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Home-Stake Royalty Corporation
                                            (Registrant)


Date: August 11, 1997                   By:   /s/  Robert C. Simpson
                                            -----------------------------
                                             Robert C. Simpson
                                             Chairman of the Board, C.E.O.,
                                             President and Treasurer


Date: August 11, 1997                   By:   /s/  Chris K. Corcoran
                                            -----------------------------
                                             Chris K. Corcoran
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Corporate Secretary