Form 10QSB
period 1997-09-30
HOME STAKE ROYALTY CORP /OK/
filed 1997-11-14
CIK 882372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997


                         Commission file number 0-19767


                       THE HOME-STAKE ROYALTY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                 Oklahoma                            73-0288040
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


                          15East 5th Street, Suite 2800
                             Tulsa, Oklahoma 74103
                    (Address of principal executive offices)


                                 (918) 583-0178
                          Registrant's telephone number



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $40 par value, as of November 13, 1997, the latest practicable date, was 69,808.

                       THE HOME-STAKE ROYALTY CORPORATION

                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets ............................    4

        Consolidated Condensed Statements of Income and Retained
          Earnings for the Nine Months ended September 30, 1997...........    5

        Consolidated Condensed Statements of Income and Retained
          Earnings for the Three Months ended September 30, 1997..........    6

        Consolidated Condensed Statements of Cash Flow ...................    7

        Notes to Consolidated Condensed Financial Statements .............    8

Item 2. Management's Discussion and Analysis .............................   10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................   12

Item 2. Changes in Securities ............................................   12

Item 3. Defaults upon Senior Securities ..................................   12

Item 4. Submission of Matters to a Vote of Security Holders ..............   12

Item 5. Other Information ................................................   13

Item 6. Exhibits and Reports on Form 8-K .................................   13

SIGNATURES ...............................................................   14

                         PART I - FINANCIAL INFORMATION

                       THE HOME-STAKE ROYALTY CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   September 30,   December 31,
                                                       1997           1996
                                                       ----           ----
Current assets:
Cash and cash equivalents .......................    $   790,244    $   626,864
Accounts receivable .............................        665,286      1,469,877
Receivable from affiliate .......................        158,683         66,213
Prepaid expenses ................................        122,026        255,957
                                                     -----------    -----------
Total current assets ............................      1,736,239      2,418,911

Investments (Note 2) ............................      3,706,348      3,592,495

Property and equipment, at cost: ................     24,291,086     25,235,245
Less accumulated depreciation,
depletion and amortization ......................     15,824,663     16,437,277
                                                     -----------    -----------
Net property and equipment ......................      8,466,423      8,797,968

Other assets ....................................         23,877         24,119
                                                     -----------    -----------
                                                     $13,932,887    $14,833,493
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable and accrued liabilities ........    $   549,410    $ 1,514,282
Dividends declared ..............................         62,827         62,827
Income taxes payable ............................          6,600         75,198
Bonus Payable ...................................         37,650         20,253
Current note payable (Note 3) ...................           --          964,260
                                                     -----------    -----------
Total current liabilities .......................        656,487      2,636,820

Long-term note payable (Note 3) .................           --          401,775

Deferred income taxes ...........................        972,358        773,200

Contingencies (Note 4)

Stockholders' equity:
Preferred stock, $1 par value -
200,000 shares authorized;
none issued Common stock, $40 par value -
100,000 shares authorized and issued ............      4,000,000      4,000,000
Additional paid-in capital ......................      6,000,000      6,000,000
Retained earnings ...............................      5,668,206      4,385,862
                                                     -----------    -----------
                                                      15,668,206     14,385,862

Less treasury stock, at cost - 30,192 shares ....      3,364,164      3,364,164
                                                     -----------    -----------
Total stockholders' equity ......................     12,304,042     11,021,698
                                                     -----------    -----------
                                                     $13,932,887    $14,833,493
                                                     ===========    ===========
                             See accompanying notes

                       THE HOME-STAKE ROYALTY CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                         1997          1996
                                                         ----          ----

Revenues:
Oil sales .......................................    $ 3,184,587    $ 3,437,465
Gas sales .......................................      2,132,634      1,828,149
Lease bonuses and rentals .......................         72,496         19,411
Interest and dividends ..........................         32,769         51,378
Gain on sales of assets .........................        111,073         12,810
Income from equity affiliates ...................        333,541        298,896
Other ...........................................        133,433        149,957
                                                     -----------    -----------
                                                       6,000,533      5,798,066

Costs and expenses:
Lease operating expenses ........................      1,217,554      1,599,878
Production taxes ................................        431,313        473,545
Depreciation, depletion and amortization ........        914,248      1,054,179
Dry hole costs ..................................        459,016         47,064
Condemned and abandoned properties ..............         56,035         19,703
General and administrative expense ..............        833,264        579,504
Interest expense ................................         37,713        193,841
Property, franchise and other taxes .............        112,469         87,678
                                                     -----------    -----------
                                                       4,061,612      4,055,392

Income before provision for income taxes ........      1,938,921      1,742,674

Provision for income taxes:
Current .........................................        268,937        236,740
Deferred ........................................        199,158         72,675
                                                     -----------    -----------
                                                         467,095        309,415
                                                     -----------    -----------

Net income ......................................      1,470,826      1,433,259

Retained earnings at beginning of period ........      4,385,862      2,855,837

Cash dividends ($2.70 per share - 1997,
     $3.60 per share - 1996).....................       (188,482)      (251,309)
                                                     -----------    -----------

Retained earnings at end of period...............    $ 5,668,206    $ 4,037,787
                                                     ===========    ===========

Weighted average number of
     common shares outstanding...................         69,808         69,808
                                                          ======         ======

Net income per common share......................         $21.07         $20.53
                                                          ======         ======

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                       1997             1996
                                                       ----             ----

Revenues:
Oil sales .......................................    $   890,539    $ 1,139,419
Gas sales .......................................        606,743        634,680
Lease bonuses and rentals .......................         23,118          8,059
Interest and dividends ..........................         13,152         20,129
Gain (loss) on sales of assets ..................         11,365         10,042
Income from equity affiliates ...................         62,402        164,183
Other ...........................................         41,606         53,843
                                                     -----------    -----------
                                                       1,648,925      2,030,355

Costs and expenses:
Lease operating expenses ........................        438,597        562,784
Production taxes ................................        125,260        167,921
Depreciation, depletion and amortization ........        238,082        351,393
Dry hole costs ..................................         88,269            644
Condemned and abandoned properties ..............          9,520         24,784
General and administrative expense ..............        293,331        110,874
Interest expense ................................          1,627         58,144
Property, franchise and other taxes .............         25,272         22,219
                                                     -----------    -----------
                                                       1,219,958      1,298,763

Income before provision for income taxes ........        428,967        731,592

Provision for income taxes:
Current .........................................         31,927         83,440
Deferred ........................................         17,352        (20,837)
                                                     -----------    -----------
                                                          49,279         62,603
                                                     -----------    -----------

Net income ......................................        379,688        668,989

Retained earnings at beginning of period ........      5,351,346      3,431,625

Cash dividends ($ .90 per share) ................        (62,828)       (62,827)
                                                     -----------    -----------

Retained earnings at end of period ..............    $ 5,668,206    $ 4,037,787
                                                     ===========    ===========

Weighted average number of
     common shares outstanding...................         69,808         69,808
                                                          ======         ======

Net income per common share......................         $ 5.44         $ 9.58
                                                          ======         ======

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                        1997           1996
                                                        ----           ----

Operating activities:
Oil and gas sales, net of production taxes ......    $ 5,054,696    $ 4,756,669
Lease bonuses and rentals .......................         72,496         19,411
Interest and dividends ..........................         32,769         51,378
Other ...........................................        133,433        149,957
                                                     -----------    -----------
                                                       5,293,394      4,977,415

Cash paid to suppliers and employees ............      2,175,858      2,283,470
Interest paid ...................................         37,713        193,841
Property, franchise and other taxes .............        112,469         87,678
Income taxes paid ...............................        337,535        124,757
                                                     -----------    -----------
                                                       2,663,575      2,689,746
                                                     -----------    -----------
Net cash provided by operating activities .......      2,629,819      2,287,669


Investing activities:
Proceeds from sales of property and equipment ...        509,539         61,792
Acquisition of property and equipment ...........     (1,465,689)      (366,383)
Dividends from equity affiliates ................         45,506         56,818
                                                     -----------    -----------
Net cash used in investing activities ...........       (910,644)      (247,773)


Financing activities:
Note payments ...................................     (1,366,035)    (1,285,680)
Cash dividends paid .............................       (189,760)      (285,745)
                                                     -----------    -----------
Net cash used in financing activities ...........     (1,555,795)    (1,571,425)
                                                     -----------    -----------

Net increase in cash and cash equivalents .......        168,380        468,471

Cash and cash equivalents at
     beginning of period........................         626,864        564,875
                                                     -----------    -----------

Cash and cash equivalents at end of period ......    $   790,244    $ 1,033,346
                                                     ===========    ===========








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

Note 2 - Summarized financial information of equity investees

Summarized income statement information for the nine months ended September 30, 1997 and 1996 for The Home-Stake Oil & Gas Company ("HSOG") and Alden Pipeline Company is presented below:

                                              1997              1996
                                              ----              ----
Income Statement data:
          Revenues.......................  $ 5,552,579       $ 5,475,148
          Income before income taxes.....    1,583,216         1,280,330
          Net income (1).................    1,154,139         1,087,582

          (1) Includes  $242,683  and  $305,481 in 1997 and 1996,  respectively, attributable to the equity earnings of the Company recorded by HSOG.

During the first quarter of 1997, the Company sold its interest in the N.E. Alden Field, including Alden Pipeline Company. This sale was effective January 1, 1997. Accordingly, the 1997 information presented above does not include amounts attributable to the operations of Alden Pipeline Company; amounts included for 1996 operations are not material to the totals shown.

Note 3 - Note payable

On May 31, 1997, the Company paid off-its bank note payable which was due May 1, 1998. The Company has a line of credit in the amount of $700,000 available until May 1, 1998, which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently outstanding under this line, however the Company has issued a letter of credit in the amount of $60,000 which is guaranteed by this line.

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

Item 2.     Management's Discussion and Analysis.

Results of Operations - First nine months of 1997 compared with first nine months of 1996

Net income for the first nine months increased $37,567, from $1,433,259 in 1996 to $1,470,826 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased 7% ($252,878) as a result of a decrease in the average oil price from $19.17 per barrel to $19.06 per barrel, coupled with an decrease in production volumes of 12,287 barrels. This decrease in production volumes was primarily a result of property dispositions during 1996 and early 1997.

Gas sales increased $304,485 (17%) due to an increase in the average gas price per mcf from $1.98 in 1996 to $2.33 in 1997, partially offset by a decrease in production volumes from 923,324 mcf in 1996 to 913,979 mcf in 1997.

Lease rentals and bonuses increased $53,085 due to higher leasing activity in 1997 than in 1996.

Gains on sales of assets increased $98,263 in 1997, following the Company's sale of their interest in the N.E. Alden Field. There were no comparable sales in 1996.

Income from equity affiliates increased $34,645 in 1997. The Company's principal equity investee, The Home-Stake Oil & Gas Company, reported net income of $1,154,139 in 1997 and $1,103,662 in the same period of 1996. In addition, the Company's ownership in The Home-Stake Oil & Gas Company increased from 31.7% to 33.9% in November 1996.

Lease operating expenses decreased $382,324 (24%) from 1996. This decrease is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250.

Production taxes decreased $42,232 as a result of lower production values described above.

Dry hole costs increased $411,952 in 1997 due to the greater incidence of dry holes and higher average costs per well. In 1996 there were 3 dry holes (.59 net) drilled at an average gross cost of $224,350 per well; in 1997 there were 8 dry holes (1.02 net) drilled at an average gross cost of $450,016 per well.

Condemned and abandoned property expense increased $36,332. 1996 expense includes salvage credits of $12,488 received on a property abandoned during the first quarter. 1997 expense was also higher due to the abandonment of acreage costs associated with eight dry holes in 1997, compared to only three in 1996.

General and administrative expense increased $253,760. 1997 operations includes $76,779 associated with the Company's proposed merger with The Home-Stake Royalty Corporation (see Item 5 below). In addition, the Company added certain full-time and contract employees in late 1996 and early 1997, in connection with its exploration activities. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Company's insurance carrier for its officers and directors liability coverage.

Interest expense decreased $156,128 in 1997, reflecting the Company's lower average borrowings.

Results of Operations - Third quarter 1997 compared with third quarter 1996

Net income for the third quarter decreased $289,301, from $668,989 in 1996 to $379,688 in 1997. The principal reasons for this increase are as follows:

Oil sales decreased 22% ($248,880) due to lower average oil prices, which decreased from $19.60 per barrel in 1996 to $16.89 per barrel in 1997, coupled with a decrease in production volumes from 58,147 barrels to 52,719 barrels.

Gas sales decreased $27,937 (4%) due to a decrease in production volumes from 309,663 mcf to 289,284 mcf, partly offset by slightly higher average gas prices, which increased from $2.05 per mcf in 1996 to $2.10 per mcf in 1997.

Lease operating expenses decreased $124,187 (22%). This decrease is principally attributable to environmental remediation expenses in 1996 associated with a waterflood property in which the Company has a 9% working interest, coupled with an insurance reimbursement in 1997 of certain of such costs of approximately $145,250.

Production taxes decreased $42,661 as a result of lower production values described above.

Dry hole costs increased $87,625. There were three dry holes drilled in 1997 and none in 1996.

General and administrative expense increased $182,457. 1997 operations includes $56,644 associated with the Company's proposed merger with The Home-Stake Royalty Corporation (see Item 5 below). In addition, the Company added certain full-time and contract employees in late 1996 and early 1997, in connection with its exploration activities. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Company's insurance carrier for its officers and directors liability coverage.

Interest expense decreased $56,517 in 1997, reflecting the Company's lower average borrowings.

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

The Company has a capital expenditures budget for 1997 of $1.7 million. The Company has spent approximately $1 million in the first three quarters of 1997 and has current commitments of approximately $500,000 for the remainder of the year. In addition, the Company is actively pursuing acquisition opportunities when they arise.

Since the beginning of 1997, product prices have decreased approximately 25% for oil and 36% for natural gas. Despite these decreases, the Company expects to finance its budgeted 1997 drilling activities from internally generated cash flows. In addition, the Company has a revolving line-of-credit with NationsBank, N.A,. in the amount of $700,000 which expires May 1, 1998. There is no balance currently outstanding under this line, however the Company has issued a letter of credit in the amount of $60,000 which is guaranteed by this line.

The Company does not engage, nor does it expect to engage, in any hedging or other similar transactions which are intended to manage risks relating to movements in oil and natural gas prices.

The Company does not expect its costs of addressing the "Year 2000" problem to be significant. Nor is this problem expected to cause any disruption in the operations or business activities of the Company.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, will become effective for periods ending after December 15, 1997. Adoption of this statement will not have a material effect on the Company's results of operations.

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

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           At a special meeting of stockholders scheduled to be held on December 11, 1997, stockholders will be asked to consider and vote on a proposal to approve and adopt a Merger Agreement between the Company and The Home-Stake Oil & Gas Company ("HSOG"), pursuant to which the Company will be merged with and into HSOG. The terms of the Merger Agreement provide that the holders of the Company's common stock will receive 48.66 shares of HSOG new stock for each share of the Company's common stock owned at the effective time of the Merger.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                The following documents are included as exhibits to this Form 10-QSB.

           Exhibit
           Number          Description

           27              Financial Data Schedule

           (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                The Home-Stake Royalty Corporation
                                    (Registrant)


Date: November 14, 1997         By: /s/  Robert C. Simpson
                                    -----------------------------
                                     Robert C. Simpson
                                     Chairman of the Board, C.E.O.,
                                     President and Treasurer


Date: November 14, 1997         By: /s/  Chris K. Corcoran
                                    -----------------------------
                                     Chris K. Corcoran
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Corporate Secretary